Form 10-K/A
period 1997-12-31
LIFE FINANCIAL HOME LOAN OWNER TRUST 1997-3
filed 1998-09-29
CIK 1051289

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

/ x / Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

/   /  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

Commission File No.:  333-40467



                                     Life
                        Home Loan Owner Trust 1997-03
             (Exact name of registrant as specified in its charter)

NY                                            Pending
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)


c/o Norwest Bank Minnesota, N.A.
7485 New Horizon Way
Frederick, MD                                        21703
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

Yes    X                No__


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1998, on behalf of Life Home Loan Owner Trust 1997-03 established pursuant to a Adminstration Agreement among Life Bank, (the "Company"), and Norwest Bank Minnesota, National Association, as Indenture Trustee and Administrator, pursuant to which the Life Home Loan Owner Trust 1997-03 registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1997.

               (a) Life Financial Corporation, as Servicer<F1>

          99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1997.

               (a) Life Financial Corporation, as Servicer <F1>

          99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1997.

               (a) Life Bank, as Servicer <F1>

          99.4  Aggregate Statement of Principal and Interest
                Distributions to Certificate Holders.

                No distributions to certificate holders were made during 1997

     (b)  On December 24, 1997, a report on Form 8-K was filed by the Company in
          order  to  provide  the  Pooling  and  Servicing   Agreement  for  the
          Certificates.

          No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Not applicable.

     (d)  Omitted.

<F1>  Filed herewith.






                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Life Financial Services,
Home Loan Owner Trust 1997-03


Signed     NORWEST BANK MINNESOTA, N.A.,
           as Indenture Trustee
By:        /s/Sherri J. Sharps
By:        Sherri J. Sharps
Title:  Vice President -- Securities Administration Services
Dated:  August 31, 1998




EXHIBIT INDEX

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1997.


     (a)  Life Financial Corporation, as Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1997.

     (a) Life Financial Corporation, as Servicer <F1>

99.3 Annual Statements of Compliance for the year ended December 31, 1997.

     (a) Life Bank, as Servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.

     No distributions to certificate holders were made during 1997


<F1>  Filed herewith.